Form 10-K
period 2021-12-31
WEPCo Environmental Trust Finance I, LLC
filed 2022-03-11
CIK 1840327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ___________________

Commission File Number	Central Index Key	Registrant; State of Incorporation; Address; and Telephone Number	IRS Employer Identification No.
333-252252-01	0001840327	WEPCO ENVIRONMENTAL TRUST FINANCE I, LLC	86-1294212

		(Issuing Entity)
		(A Delaware Limited Liability Company) 231 West Michigan Street P.O. Box 2046 Milwaukee, WI 53201 (414) 221-2345

Commission File Number	Central Index Key	Registrant; State of Incorporation; Address; and Telephone Number	IRS Employer Identification No.
001-01245	0000107815	WISCONSIN ELECTRIC POWER COMPANY	39-0476280

		(Depositor and Sponsor)
		(A Wisconsin Corporation) 231 West Michigan Street P.O. Box 2046 Milwaukee, WI 53201 (414) 221-2345

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐     No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐     No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒     No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.      ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

The registrant does not have any voting or non-voting common equity held by non-affiliates.

Documents incorporated by reference:

None

PART I

Item 1. Business.

Omitted pursuant to General Instruction J of Form 10-K.

Item 1A. Risk Factors.

Omitted pursuant to General Instruction J of Form 10-K.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Omitted pursuant to General Instruction J of Form 10-K.

Item 3. Legal Proceedings.

Omitted pursuant to General Instruction J of Form 10-K.

Item 4. Mine Safety Disclosures.

None.

2021 Form 10-K	1	WEPCo Environmental Trust Finance I, LLC

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted pursuant to General Instruction J of Form 10-K.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted pursuant to General Instruction J of Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Omitted pursuant to General Instruction J of Form 10-K.

Item 8. Financial Statements and Supplementary Data.

Omitted pursuant to General Instruction J of Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Omitted pursuant to General Instruction J of Form 10-K.

Item 9A. Controls and Procedures.

Omitted pursuant to General Instruction J of Form 10-K.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

None.

2021 Form 10-K	2	WEPCo Environmental Trust Finance I, LLC

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Following are the managers and executive officers of WEPCo Environmental Trust Finance I, LLC (the "Issuing Entity") as of March 11, 2022:

Scott J. Lauber. Age 56.

•	WEPCo Environmental Trust Finance I, LLC — President and Manager since January 2021.

•	WEC Energy Group, Inc. — President and Chief Executive Officer since February 1, 2022. Senior Executive Vice President and Chief Operating Officer from June 2020 to January 31, 2022. Senior Executive Vice President and Chief Financial Officer from October 2019 to June 2020. Senior Executive Vice President, Chief Financial Officer and Treasurer from February 2019 to October 2019. Executive Vice President, Chief Financial Officer and Treasurer from October 2018 to February 2019. Executive Vice President and Chief Financial Officer from April 2016 to October 2018. Vice President and Treasurer from February 2013 to March 2016. Director since February 1, 2022.

•	Wisconsin Electric Power Company — Chairman of the Board and Chief Executive Officer since February 1, 2022. President since January 1, 2022. Executive Vice President from June 2020 to December 31, 2021. Executive Vice President and Chief Financial Officer from October 2019 to June 2020, and from April 2016 to October 2018. Executive Vice President, Chief Financial Officer and Treasurer from October 2018 to October 2019. Vice President and Treasurer from February 2013 to March 2016. Director since April 2016.

Xia Liu. Age 52.

•	WEPCo Environmental Trust Finance I, LLC — Manager since January 2021.

•	WEC Energy Group, Inc. — Executive Vice President and Chief Financial Officer since June 2020.

•	Wisconsin Electric Power Company — Executive Vice President and Chief Financial Officer since June 2020. Director since June 2020.

•	CenterPoint Energy, Inc. – Senior Advisor from April 2020 to May 2020. Executive Vice President and Chief Financial Officer from April 2019 to April 2020. CenterPoint Energy, Inc. is a public utility holding company whose operating subsidiaries provide electric and natural gas service to customers in parts of the South and Midwest.

•	Georgia Power Company – Executive Vice President, Chief Financial Officer and Treasurer from October 2017 to April 2019. Georgia Power Company is a utility subsidiary of The Southern Company that provides electric service to customers throughout Georgia.

•	Gulf Power Company – Vice President, Chief Financial Officer and Treasurer from July 2015 to October 2017. Gulf Power Company, previously a utility subsidiary of The Southern Company, serves customers in northwest Florida.

Michael Reinhold. Age 36.

•	WEPCo Environmental Trust Finance I, LLC — Independent Manager since January 2021.

•	Corporate Creations Network Inc. — Vice President and Account Manager since 2012.

William J. Guc. Age 52.

•	WEPCo Environmental Trust Finance I, LLC — Vice President, Controller, and Assistant Secretary since January 2021.

•	WEC Energy Group, Inc. — Controller since October 2015. Vice President since June 2015.

•	Wisconsin Electric Power Company — Vice President and Controller since October 2015. Assistant Corporate Secretary since January 2020.

Margaret C. Kelsey. Age 57.

•	WEPCo Environmental Trust Finance I, LLC — Vice President and Secretary since January 2021.

•	WEC Energy Group, Inc. — Executive Vice President, Corporate Secretary and General Counsel since January 2018. Executive Vice President from September 2017 to January 2018.

•	Wisconsin Electric Power Company — Executive Vice President, Corporate Secretary and General Counsel since January 2018. Director since January 2018.

•	Modine Manufacturing Company – General Counsel, Corporate Secretary, and Vice President - Legal from April 2008 to August 2017. Vice President - Corporate Communications from April 2014 to August 2017. Modine Manufacturing Company is a manufacturer of thermal management systems and components.

2021 Form 10-K	3	WEPCo Environmental Trust Finance I, LLC

Anthony L. Reese. Age 40.

•	WEPCo Environmental Trust Finance I, LLC — Vice President and Treasurer since January 2021.

•	WEC Energy Group, Inc. — Vice President and Treasurer since October 2019.

•	Wisconsin Electric Power Company — Vice President and Treasurer since October 2019.

•	The Peoples Gas Light and Coke Company – Controller - Illinois from September 2015 to September 2019.

The Issuing Entity is a wholly-owned subsidiary of Wisconsin Electric Power Company, which in turn is a wholly-owned subsidiary of WEC Energy Group, Inc. Certain executive officers and managers of the Issuing Entity also hold officer and/or director positions at WEC Energy Group, Inc.’s other significant subsidiaries.

Code of Conduct

WEC Energy Group, Inc. has adopted a written code of ethics, referred to as its Code of Business Conduct. Since the Issuing Entity is an indirect wholly-owned subsidiary of WEC Energy Group, Inc., other than the independent manager, all of its managers and executive officers, including its principal executive officer, principal financial officer and principal accounting officer, have a responsibility to comply with WEC Energy Group, Inc.'s Code of Business Conduct. WEC Energy Group, Inc. has posted its Code of Business Conduct in the "Governance" section on its website, www.wecenergygroup.com. WEC Energy Group, Inc. has not provided any waiver to the Code. Any amendments to, or waivers from, the Code of Business Conduct will be disclosed on WEC Energy Group, Inc.'s website or in a current report on Form 8-K.

Item 11. Executive Compensation.

Other than the annual independent manager fee of $1,995 paid to Corporate Creations Network Inc., the Issuing Entity does not pay any compensation to its managers or executive officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

None.

Item 14. Principal Accountant Fees and Services.

Omitted pursuant to General Instruction J of Form 10-K.

2021 Form 10-K	4	WEPCo Environmental Trust Finance I, LLC

PART IV

Item 15. Exhibits and Financial Statement Schedules.

1.	Financial Statements

Omitted pursuant to General Instruction J of Form 10-K as listed under Item 8 of this report.

2.	Financial Statement Schedules

Omitted pursuant to General Instruction J of Form 10-K as listed under Item 8 of this report.

3.	Exhibits and Exhibit Index

The following exhibits are filed or furnished with or incorporated by reference in the report with respect to WEPCo Environmental Trust Finance I, LLC (File No. 333-252252-01). An asterisk (*) indicates that the exhibit has previously been filed with the SEC and is incorporated herein by reference.

	Number	Exhibit
	3	Articles of Incorporation and By-laws

		3.1*	Certificate of Formation of WEPCo Environmental Trust Finance I, LLC, dated January 5, 2021. (Exhibit 3.1 to the Registration Statement on Form SF-1 of WEPCo Environmental Trust Finance I, LLC (File No. 333-252252-01), filed January 20, 2021.)*

		3.2*	Amended and Restated Limited Liability Company Agreement of WEPCo Environmental Trust Finance I, LLC, dated and effective as of March 12, 2021. (Exhibit 3.2 filed with Amendment No. 1 to the Registration Statement on Form SF-1 of WEPCo Environmental Trust Finance I, LLC (File No. 333-252252-01), filed March 18, 2021.)*

	4	Instruments defining the rights of security holders, including indentures

		4.1*	Indenture, dated May 12, 2021, between WEPCo Environmental Trust Finance I, LLC and the Indenture Trustee (including a form of ETB). (Exhibit 4.1 to WEPCo Environmental Trust Finance I, LLC’s 5/12/2021 Form 8-K.)*

		4.2*	Series Supplement, dated May 12, 2021, between WEPCo Environmental Trust Finance I, LLC and the Indenture Trustee. (Exhibit 4.2 to WEPCo Environmental Trust Finance I, LLC’s 5/12/2021 Form 8-K.)*

	10	Material contracts

		10.1*	Environmental Control Property Purchase and Sale Agreement, dated May 12, 2021, by and between Wisconsin Electric Power Company and WEPCo Environmental Trust Finance I, LLC. (Exhibit 10.1 to WEPCo Environmental Trust Finance I, LLC’s 5/12/2021 Form 8-K.)*

		10.2*	Environmental Control Property Servicing Agreement, dated May 12, 2021, by and between Wisconsin Electric Power Company and WEPCo Environmental Trust Finance I, LLC. (Exhibit 10.2 to WEPCo Environmental Trust Finance I, LLC’s 5/12/2021 Form 8-K.)*

		10.3*	Administrative Agreement, dated May 12, 2021, by and between Wisconsin Electric Power Company and WEPCo Environmental Trust Finance I, LLC. (Exhibit 10.3 to WEPCo Environmental Trust Finance I, LLC’s 5/12/2021 Form 8-K.)*

	31	Rule 13a-14(a) / 15d-14(a) Certifications

		31.1	Certification Pursuant to Rule 13a-14(d)/15d-14(d)

	33	Report on assessment of compliance with servicing criteria for asset-backed issuers

		33.1	Report on Assessment of Compliance With Servicing Criteria For Asset-Backed Issuers for Wisconsin Electric Power Company, as Servicer

		33.2	Report on Assessment of Compliance With Servicing Criteria For Asset-Backed Issuers for U.S. Bank National Association, as Indenture Trustee

2021 Form 10-K	5	WEPCo Environmental Trust Finance I, LLC

34	Attestation report on assessment of compliance with servicing criteria for asset-backed securities

	34.1	Attestation Report on Assessment of Compliance With Servicing Criteria For Asset-Backed Securities of Deloitte & Touche LLP on behalf of Wisconsin Electric Power Company, as Servicer

	34.2	Attestation Report on Assessment of Compliance With Servicing Criteria For Asset-Backed Securities of Ernst & Young LLP on behalf of U.S. Bank National Association, as Indenture Trustee

35	Servicer compliance statement

	35.1	Servicer Compliance Statement

Item 16. Form 10-K Summary.

None.

Item 1112(b). Significant Obligors of Pool Assets.

None.

Item 1114(b)(2). Credit Enhancement and Other Support, Except for Certain Derivatives Instruments.

None.

Item 1115(b). Certain Derivatives Instruments.

None.

Item 1117. Legal Proceedings.

U.S. Bank National Association has provided the following information to the servicer:

In the last several years, U.S. Bank National Association (“U.S. Bank”) and other large financial institutions have been sued in their capacity as trustee or successor trustee for certain residential mortgage backed securities (“RMBS”) trusts. The complaints, primarily filed by investors or investor groups against U.S. Bank and similar institutions, allege the trustees caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers to comply with the governing agreements for these RMBS trusts. Plaintiffs generally assert causes of action based upon the trustees’ purported failures to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties, notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and abide by a heightened standard of care following alleged events of default.

U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors, that it has meritorious defenses, and it has contested and intends to continue contesting the plaintiffs’ claims vigorously. However, U.S. Bank cannot assure you as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts.

On March 9, 2018, a law firm purporting to represent fifteen Delaware statutory trusts (the “DSTs”) that issued securities backed by student loans (the “Student Loans”) filed a lawsuit in the Delaware Court of Chancery against U.S. Bank in its capacities as indenture trustee and successor special servicer, and three other institutions in their respective transaction capacities, with respect to the DSTs and the Student Loans. This lawsuit is captioned The National Collegiate Student Loan Master Trust I, et al. v. U.S. Bank National Association, et al., C.A. No. 2018-0167-JRS (Del. Ch.) (the “NCMSLT Action”). The complaint, as amended on June 15, 2018, alleged that the DSTs have been harmed as a result of purported misconduct or omissions by the defendants concerning administration of the trusts and special servicing of the Student Loans. Since the filing of the NCMSLT Action, certain Student Loan borrowers have made assertions against U.S. Bank concerning special servicing that appear to be based on certain allegations made on behalf of the DSTs in the NCMSLT Action.

2021 Form 10-K	6	WEPCo Environmental Trust Finance I, LLC

U.S. Bank has filed a motion seeking dismissal of the operative complaint in its entirety with prejudice pursuant to Chancery Court Rules 12(b)(1) and 12(b)(6) or, in the alternative, a stay of the case while other prior filed disputes involving the DSTs and the Student Loans are litigated. On November 7, 2018, the Court ruled that the case should be stayed in its entirety pending resolution of the first-filed cases. On January 21, 2020, the Court entered an order consolidating for pretrial purposes the NCMSLT Action and three other lawsuits pending in the Delaware Court of Chancery concerning the DSTs and the Student Loans, which remains pending.

U.S. Bank denies liability in the NCMSLT Action and believes it has performed its obligations as indenture trustee and special servicer in good faith and in compliance in all material respects with the terms of the agreements governing the DSTs and that it has meritorious defenses. It has contested and intends to continue contesting the plaintiffs’ claims vigorously.

Item 1119. Affiliations and Certain Relationships and Related Transactions.

The Issuing Entity is a wholly-owned subsidiary of Wisconsin Electric Power Company, which is the depositor, sponsor, and servicer.

Item 1122. Compliance with Applicable Servicing Criteria.

The Report on Assessment of Compliance With Servicing Criteria for Asset-Backed Issuers and the related attestation report for Wisconsin Electric Power Company included as Exhibits 33.1 and 34.1, respectively, to this Form 10-K, identified no material instances of noncompliance by Wisconsin Electric Power Company with the servicing criteria set forth in Item 1122 of Regulation AB.

The Report on Assessment of Compliance With Servicing Criteria for Asset-Backed Issuers and the related attestation report for U.S. Bank National Association included as Exhibits 33.2 and 34.2, respectively, to this Form 10-K, identified no material instances of noncompliance by U.S. Bank National Association with the servicing criteria set forth in Item 1122 of Regulation AB.

See Exhibits 33.1, 33.2, 34.1, and 34.2 to this Form 10-K.

Item 1123. Servicer Compliance Statement.

See Exhibit 35.1 to this Form 10-K.

2021 Form 10-K	7	WEPCo Environmental Trust Finance I, LLC

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEPCO ENVIRONMENTAL TRUST FINANCE I, LLC, as Issuing Entity

By: WISCONSIN ELECTRIC POWER COMPANY, as Servicer

/s/ William J. Guc
Date:	March 11, 2022	William J. Guc
Vice President, Controller, and Assistant Corporate Secretary

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No such annual report, proxy statement, form of proxy or other soliciting material has been sent to registrant’s security holders. The registrant will not be sending an annual report or proxy material to its security holders subsequent to the filing of this form.

2021 Form 10-K	8	WEPCo Environmental Trust Finance I, LLC