Form 10-K
period 2022-12-31
WEPCo Environmental Trust Finance I, LLC
filed 2023-03-10
CIK 1840327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Omitted pursuant to General Instruction J of Form 10-K.

Item 3. Legal Proceedings.

Omitted pursuant to General Instruction J of Form 10-K.

Item 4. Mine Safety Disclosures.

None.

2022 Form 10-K	1	WEPCo Environmental Trust Finance I, LLC

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Omitted pursuant to General Instruction J of Form 10-K.

Item 9A. Controls and Procedures.

Omitted pursuant to General Instruction J of Form 10-K.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

None.

2022 Form 10-K	2	WEPCo Environmental Trust Finance I, LLC

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Following are the managers and executive officers of WEPCo Environmental Trust Finance I, LLC (the "Issuing Entity") as of March 10, 2023:

Scott J. Lauber. Age 57.

•	WEPCo Environmental Trust Finance I, LLC — President and Manager since January 2021.

•	WEC Energy Group, Inc. — President and Chief Executive Officer since February 1, 2022. Senior Executive Vice President and Chief Operating Officer from June 2020 to January 31, 2022. Senior Executive Vice President and Chief Financial Officer from October 2019 to June 2020. Senior Executive Vice President, Chief Financial Officer and Treasurer from February 2019 to October 2019. Executive Vice President, Chief Financial Officer and Treasurer from October 2018 to February 2019. Executive Vice President and Chief Financial Officer from April 2016 to October 2018. Director since February 1, 2022.

•	Wisconsin Electric Power Company — Chairman of the Board and Chief Executive Officer since February 1, 2022. President since January 1, 2022. Executive Vice President from June 2020 to December 31, 2021. Executive Vice President and Chief Financial Officer from October 2019 to June 2020, and from April 2016 to October 2018. Executive Vice President, Chief Financial Officer and Treasurer from October 2018 to October 2019. Director since April 2016.

Xia Liu. Age 53.

•	WEPCo Environmental Trust Finance I, LLC — Manager since January 2021.

•	WEC Energy Group, Inc. — Executive Vice President and Chief Financial Officer since June 2020.

•	Wisconsin Electric Power Company — Executive Vice President and Chief Financial Officer since June 2020. Director since June 2020.

•	CenterPoint Energy, Inc. – Senior Advisor from April 2020 to May 2020. Executive Vice President and Chief Financial Officer from April 2019 to April 2020. CenterPoint Energy, Inc. is a public utility holding company whose operating subsidiaries provide electric and natural gas service to customers in parts of the South and Midwest.

•	Georgia Power Company – Executive Vice President, Chief Financial Officer and Treasurer from October 2017 to April 2019. Georgia Power Company is a utility subsidiary of The Southern Company that provides electric service to customers throughout Georgia.

Michael Reinhold. Age 37.

•	WEPCo Environmental Trust Finance I, LLC — Independent Manager since January 2021.

•	Corporate Creations Network Inc. — Vice President and Account Manager since 2012.

William J. Guc. Age 53.

•	WEPCo Environmental Trust Finance I, LLC — Vice President, Controller, and Assistant Secretary since January 2021.

•	WEC Energy Group, Inc. — Controller since October 2015. Vice President since June 2015.

•	Wisconsin Electric Power Company — Vice President and Controller since October 2015. Assistant Corporate Secretary since January 2020.

Margaret C. Kelsey. Age 58.

•	WEPCo Environmental Trust Finance I, LLC — Vice President and Secretary since January 2021.

•	WEC Energy Group, Inc. — Executive Vice President, Corporate Secretary and General Counsel since January 2018. Executive Vice President from September 2017 to January 2018.

•	Wisconsin Electric Power Company — Executive Vice President, Corporate Secretary and General Counsel since January 2018. Director since January 2018.

Anthony L. Reese. Age 41.

•	WEPCo Environmental Trust Finance I, LLC — Vice President and Treasurer since January 2021.

•	WEC Energy Group, Inc. — Vice President and Treasurer since October 2019.

•	Wisconsin Electric Power Company — Vice President and Treasurer since October 2019.

•	The Peoples Gas Light and Coke Company – Controller - Illinois from September 2015 to September 2019.

2022 Form 10-K	3	WEPCo Environmental Trust Finance I, LLC

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

None.

Item 14. Principal Accountant Fees and Services.

Omitted pursuant to General Instruction J of Form 10-K.

2022 Form 10-K	4	WEPCo Environmental Trust Finance I, LLC

PART IV

Item 15. Exhibits and Financial Statement Schedules.

1.	Financial Statements

Omitted pursuant to General Instruction J of Form 10-K as listed under Item 8 of this report.

2.	Financial Statement Schedules

Omitted pursuant to General Instruction J of Form 10-K as listed under Item 8 of this report.

3.	Exhibits and Exhibit Index

The following exhibits are filed or furnished with or incorporated by reference in the report with respect to WEPCo Environmental Trust Finance I, LLC (File No. 333-252252-01). An asterisk (*) indicates that the exhibit has previously been filed with the SEC and is incorporated herein by reference.

	Number	Exhibit
	3	Articles of Incorporation and By-laws

		3.1*	Certificate of Formation of WEPCo Environmental Trust Finance I, LLC, dated January 5, 2021. (Exhibit 3.1 to the Registration Statement on Form SF-1 of WEPCo Environmental Trust Finance I, LLC (File No. 333-252252-01), filed January 20, 2021.)*

		3.2*	Amended and Restated Limited Liability Company Agreement of WEPCo Environmental Trust Finance I, LLC, dated and effective as of March 12, 2021. (Exhibit 3.2 filed with Amendment No. 1 to the Registration Statement on Form SF-1 of WEPCo Environmental Trust Finance I, LLC (File No. 333-252252-01), filed March 18, 2021.)*

	4	Instruments defining the rights of security holders, including indentures

		4.1*	Indenture, dated May 12, 2021, between WEPCo Environmental Trust Finance I, LLC and the Indenture Trustee (including a form of ETB). (Exhibit 4.1 to WEPCo Environmental Trust Finance I, LLC’s 5/12/2021 Form 8-K.)*

		4.2*	Series Supplement, dated May 12, 2021, between WEPCo Environmental Trust Finance I, LLC and the Indenture Trustee. (Exhibit 4.2 to WEPCo Environmental Trust Finance I, LLC’s 5/12/2021 Form 8-K.)*

	10	Material contracts

		10.1*	Environmental Control Property Purchase and Sale Agreement, dated May 12, 2021, by and between Wisconsin Electric Power Company and WEPCo Environmental Trust Finance I, LLC. (Exhibit 10.1 to WEPCo Environmental Trust Finance I, LLC’s 5/12/2021 Form 8-K.)*

		10.2*	Environmental Control Property Servicing Agreement, dated May 12, 2021, by and between Wisconsin Electric Power Company and WEPCo Environmental Trust Finance I, LLC. (Exhibit 10.2 to WEPCo Environmental Trust Finance I, LLC’s 5/12/2021 Form 8-K.)*

		10.3*	Administrative Agreement, dated May 12, 2021, by and between Wisconsin Electric Power Company and WEPCo Environmental Trust Finance I, LLC. (Exhibit 10.3 to WEPCo Environmental Trust Finance I, LLC’s 5/12/2021 Form 8-K.)*

	31	Rule 13a-14(a) / 15d-14(a) Certifications

		31.1	Certification Pursuant to Rule 13a-14(d)/15d-14(d)

	33	Report on assessment of compliance with servicing criteria for asset-backed issuers

		33.1	Report on Assessment of Compliance With Servicing Criteria For Asset-Backed Issuers for Wisconsin Electric Power Company, as Servicer

2022 Form 10-K	5	WEPCo Environmental Trust Finance I, LLC

	33.2	Report on Assessment of Compliance With Servicing Criteria For Asset-Backed Issuers for U.S. Bank Trust Company, National Association, as Indenture Trustee

34	Attestation report on assessment of compliance with servicing criteria for asset-backed securities

	34.1	Attestation Report on Assessment of Compliance With Servicing Criteria For Asset-Backed Securities of Deloitte & Touche LLP on behalf of Wisconsin Electric Power Company, as Servicer

	34.2	Attestation Report on Assessment of Compliance With Servicing Criteria For Asset-Backed Securities of Ernst & Young LLP on behalf of U.S. Bank Trust Company, National Association, as Indenture Trustee

35	Servicer compliance statement

	35.1	Servicer Compliance Statement

Item 16. Form 10-K Summary.

None.

Item 1112(b). Significant Obligors of Pool Assets.

None.

Item 1114(b)(2). Credit Enhancement and Other Support, Except for Certain Derivatives Instruments.

None.

Item 1115(b). Certain Derivatives Instruments.

None.

Item 1117. Legal Proceedings.

U.S. Bank Trust Company, National Association has provided the following information:

U.S. Bank National Association (“U.S. Bank.”) and other large financial institutions have been sued in their capacity as trustee or successor trustee for certain residential mortgage backed securities (“RMBS”) trusts. The complaints, primarily filed by investors or investor groups against U.S. Bank and similar institutions, allege the trustees caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers to comply with the governing agreements for these RMBS trusts. Plaintiffs generally assert causes of action based upon the trustees’ purported failures to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties, notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and abide by a heightened standard of care following alleged events of default.

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

2022 Form 10-K	6	WEPCo Environmental Trust Finance I, LLC

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

The Report on Assessment of Compliance With Servicing Criteria for Asset-Backed Issuers and the related attestation report for U.S. Bank Trust Company, National Association included as Exhibits 33.2 and 34.2, respectively, to this Form 10-K, identified no material instances of noncompliance by U.S. Bank Trust Company, National Association with the servicing criteria set forth in Item 1122 of Regulation AB.

See Exhibits 33.1, 33.2, 34.1, and 34.2 to this Form 10-K.

Item 1123. Servicer Compliance Statement.

See Exhibit 35.1 to this Form 10-K.

2022 Form 10-K	7	WEPCo Environmental Trust Finance I, LLC

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEPCO ENVIRONMENTAL TRUST FINANCE I, LLC, as Issuing Entity

By: WISCONSIN ELECTRIC POWER COMPANY, as Servicer

/s/ William J. Guc
Date:	March 10, 2023	William J. Guc
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

2022 Form 10-K	8	WEPCo Environmental Trust Finance I, LLC