Form 10-K
period 2023-12-31
WEPCo Environmental Trust Finance I, LLC
filed 2024-03-14
CIK 1840327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.      ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.      ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐      No ☒

The registrant does not have any voting or non-voting common equity held by non-affiliates.

Documents incorporated by reference:

None

PART I

Item 1. Business.

Omitted pursuant to General Instruction J of Form 10-K.

Item 1A. Risk Factors.

Omitted pursuant to General Instruction J of Form 10-K.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Omitted pursuant to General Instruction J of Form 10-K.

Item 2. Properties.

Omitted pursuant to General Instruction J of Form 10-K.

Item 3. Legal Proceedings.

Omitted pursuant to General Instruction J of Form 10-K.

Item 4. Mine Safety Disclosures.

None.

2023 Form 10-K	1	WEPCo Environmental Trust Finance I, LLC

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Omitted pursuant to General Instruction J of Form 10-K.

Item 9A. Controls and Procedures.

Omitted pursuant to General Instruction J of Form 10-K.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

None.

2023 Form 10-K	2	WEPCo Environmental Trust Finance I, LLC

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Following are the managers and executive officers of WEPCo Environmental Trust Finance I, LLC (the "Issuing Entity") as of March 14, 2024:

Scott J. Lauber. Age 58.

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

Xia Liu. Age 54.

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

Michael Reinhold. Age 38.

•	WEPCo Environmental Trust Finance I, LLC — Independent Manager since January 2021.

•	Corporate Creations Network Inc. — Vice President and Account Manager since 2012.

William J. Guc. Age 54.

•	WEPCo Environmental Trust Finance I, LLC — Vice President, Controller, and Assistant Secretary since January 2021.

•	WEC Energy Group, Inc. — Controller since October 2015. Vice President since June 2015.

•	Wisconsin Electric Power Company — Vice President and Controller since October 2015. Assistant Corporate Secretary since January 2020.

Margaret C. Kelsey. Age 59.

•	WEPCo Environmental Trust Finance I, LLC — Vice President and Secretary since January 2021.

•	WEC Energy Group, Inc. — Executive Vice President, Corporate Secretary and General Counsel since January 2018.

•	Wisconsin Electric Power Company — Executive Vice President, Corporate Secretary and General Counsel since January 2018. Director since January 2018.

Anthony L. Reese. Age 42.

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

2023 Form 10-K	3	WEPCo Environmental Trust Finance I, LLC

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

None.

Item 14. Principal Accountant Fees and Services.

Omitted pursuant to General Instruction J of Form 10-K.

2023 Form 10-K	4	WEPCo Environmental Trust Finance I, LLC

PART IV

Item 15. Exhibits and Financial Statement Schedules.

1.	Financial Statements

Omitted pursuant to General Instruction J of Form 10-K as listed under Item 8 of this report.

2.	Financial Statement Schedules

Omitted pursuant to General Instruction J of Form 10-K as listed under Item 8 of this report.

3.	Exhibits and Exhibit Index

The following exhibits are filed or furnished with or incorporated by reference in the report with respect to WEPCo Environmental Trust Finance I, LLC (File No. 333-252252-01). An asterisk (*) indicates that the exhibit has previously been filed with the SEC and is incorporated herein by reference.

	Number	Exhibit
	3	Articles of Incorporation and By-laws

		3.1*	Certificate of Formation of WEPCo Environmental Trust Finance I, LLC, dated January 5, 2021. (Exhibit 3.1 to the Registration Statement on Form SF-1 of WEPCo Environmental Trust Finance I, LLC (File No. 333-252252-01), filed January 20, 2021.)

		3.2*	Amended and Restated Limited Liability Company Agreement of WEPCo Environmental Trust Finance I, LLC, dated and effective as of March 12, 2021. (Exhibit 3.2 filed with Amendment No. 1 to the Registration Statement on Form SF-1 of WEPCo Environmental Trust Finance I, LLC (File No. 333-252252-01), filed March 18, 2021.)

	4	Instruments defining the rights of security holders, including indentures

		4.1*	Indenture, dated May 12, 2021, between WEPCo Environmental Trust Finance I, LLC and the Indenture Trustee (including a form of ETB). (Exhibit 4.1 to WEPCo Environmental Trust Finance I, LLC’s 5/12/2021 Form 8-K.)

		4.2*	Series Supplement, dated May 12, 2021, between WEPCo Environmental Trust Finance I, LLC and the Indenture Trustee. (Exhibit 4.2 to WEPCo Environmental Trust Finance I, LLC’s 5/12/2021 Form 8-K.)

	10	Material contracts

		10.1*	Environmental Control Property Purchase and Sale Agreement, dated May 12, 2021, by and between Wisconsin Electric Power Company and WEPCo Environmental Trust Finance I, LLC. (Exhibit 10.1 to WEPCo Environmental Trust Finance I, LLC’s 5/12/2021 Form 8-K.)

		10.2*	Environmental Control Property Servicing Agreement, dated May 12, 2021, by and between Wisconsin Electric Power Company and WEPCo Environmental Trust Finance I, LLC. (Exhibit 10.2 to WEPCo Environmental Trust Finance I, LLC’s 5/12/2021 Form 8-K.)

		10.3*	Administrative Agreement, dated May 12, 2021, by and between Wisconsin Electric Power Company and WEPCo Environmental Trust Finance I, LLC. (Exhibit 10.3 to WEPCo Environmental Trust Finance I, LLC’s 5/12/2021 Form 8-K.)

	31	Rule 13a-14(a) / 15d-14(a) Certifications

		31.1	Certification Pursuant to Rule 13a-14(d)/15d-14(d)

	33	Report on assessment of compliance with servicing criteria for asset-backed issuers

		33.1	Report on Assessment of Compliance With Servicing Criteria For Asset-Backed Issuers for Wisconsin Electric Power Company, as Servicer

		33.2	Report on Assessment of Compliance With Servicing Criteria For Asset-Backed Issuers for U.S. Bank Trust Company, National Association, as Indenture Trustee

2023 Form 10-K	5	WEPCo Environmental Trust Finance I, LLC

34	Attestation report on assessment of compliance with servicing criteria for asset-backed securities

	34.1	Attestation Report on Assessment of Compliance With Servicing Criteria For Asset-Backed Securities of Deloitte & Touche LLP on behalf of Wisconsin Electric Power Company, as Servicer

	34.2	Attestation Report on Assessment of Compliance With Servicing Criteria For Asset-Backed Securities of Ernst & Young LLP on behalf of U.S. Bank Trust Company, National Association, as Indenture Trustee

35	Servicer compliance statement

	35.1	Servicer Compliance Statement

Item 16. Form 10-K Summary.

None.

Item 1112(b). Significant Obligors of Pool Assets.

None.

Item 1114(b)(2). Credit Enhancement and Other Support, Except for Certain Derivatives Instruments.

None.

Item 1115(b). Certain Derivatives Instruments.

None.

Item 1117. Legal Proceedings.

U.S. Bank Trust Company, National Association has provided the following information to the servicer:

U.S. Bank National Association (“U.S. Bank”) and other large financial institutions have been sued in their capacity as trustee or successor trustee for certain residential mortgage backed securities ("RMBS") trusts. The complaints, primarily filed by investors or investor groups against U.S. Bank and similar institutions, allege the trustees caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers to comply with the governing agreements for these RMBS trusts. Plaintiffs generally assert causes of action based upon the trustees’ purported failures to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties, notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and abide by a heightened standard of care following alleged events of default.

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

On March 9, 2018, a law firm purporting to represent fifteen Delaware statutory trusts (the “DSTs”) that issued securities backed by student loans (the “Student Loans”) filed a lawsuit in the Delaware Court of Chancery against U.S. Bank National Association (“U.S. Bank”) in its capacities as indenture trustee and successor special servicer, and three other institutions in their respective transaction capacities, with respect to the DSTs and the Student Loans. This lawsuit is captioned The National Collegiate Student Loan Master Trust I, et al. v. U.S. Bank National Association, et al., C.A. No. 2018-0167-JRS (Del. Ch.) (the “NCMSLT Action”). The complaint, as amended on June 15, 2018, alleged that the DSTs have been harmed as a result of purported misconduct or omissions by the defendants concerning administration of the trusts and special servicing of the Student Loans. Since the filing of the NCMSLT Action, certain Student Loan borrowers have made assertions against U.S. Bank concerning special servicing that appear to be based on certain allegations made on behalf of the DSTs in the NCMSLT Action.

2023 Form 10-K	6	WEPCo Environmental Trust Finance I, LLC

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

See Exhibits 33.1, 33.2, 34.1, and 34.2 to this Form 10-K.

Item 1123. Servicer Compliance Statement.

See Exhibit 35.1 to this Form 10-K.

2023 Form 10-K	7	WEPCo Environmental Trust Finance I, LLC

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEPCO ENVIRONMENTAL TRUST FINANCE I, LLC, as Issuing Entity

By: WISCONSIN ELECTRIC POWER COMPANY, as Servicer

/s/ William J. Guc
Date:	March 14, 2024	William J. Guc
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

2023 Form 10-K	8	WEPCo Environmental Trust Finance I, LLC