Form 10-K
period 2025-12-31
WEPCo Environmental Trust Finance I, LLC
filed 2026-03-12
CIK 1840327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended 12/31/2025

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

Item 1C. Cybersecurity.

Omitted pursuant to General Instruction J of Form 10-K.

Item 2. Properties.

Omitted pursuant to General Instruction J of Form 10-K.

Item 3. Legal Proceedings.

Omitted pursuant to General Instruction J of Form 10-K.

Item 4. Mine Safety Disclosures.

None.

2025 Form 10-K	1	WEPCo Environmental Trust Finance I, LLC

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Omitted pursuant to General Instruction J of Form 10-K.

Item 9A. Controls and Procedures.

Omitted pursuant to General Instruction J of Form 10-K.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

None.

2025 Form 10-K	2	WEPCo Environmental Trust Finance I, LLC

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Following are the managers and executive officers of WEPCo Environmental Trust Finance I, LLC (the "Issuing Entity") as of March 12, 2026:

Scott J. Lauber. Age 60.

•	WEPCo Environmental Trust Finance I, LLC — President and Manager since January 2021.

•	WEC Energy Group, Inc. — President and Chief Executive Officer since February 2022. Senior Executive Vice President and Chief Operating Officer from June 2020 to January 2022. Director since February 2022.

•	Wisconsin Electric Power Company — Chairman of the Board and Chief Executive Officer since February 2022. President from January 2022 to April 2024. Executive Vice President from June 2020 to December 2021. Director since April 2016.

Xia Liu. Age 56.

•	WEPCo Environmental Trust Finance I, LLC — Manager since January 2021.

•	WEC Energy Group, Inc. — Executive Vice President and Chief Financial Officer since June 2020.

•	Wisconsin Electric Power Company — Executive Vice President and Chief Financial Officer since June 2020. Director since June 2020.

Michael Reinhold. Age 40.

•	WEPCo Environmental Trust Finance I, LLC — Independent Manager since January 2021.

•	Corporate Creations Network Inc. — Vice President and Account Manager since 2012.

William J. Guc. Age 56.

•	WEPCo Environmental Trust Finance I, LLC — Vice President, Controller, and Assistant Secretary since January 2021.

•	WEC Energy Group, Inc. — Controller since October 2015. Vice President since June 2015.

•	Wisconsin Electric Power Company — Vice President and Controller since October 2015. Assistant Corporate Secretary from January 2020 to December 2024.

Margaret C. Kelsey. Age 61.

•	WEPCo Environmental Trust Finance I, LLC — Vice President and Secretary since January 2021.

•	WEC Energy Group, Inc. — Executive Vice President, Corporate Secretary and General Counsel since January 2018.

•	Wisconsin Electric Power Company — Executive Vice President, Corporate Secretary and General Counsel since January 2018. Director since January 2018.

Anthony L. Reese. Age 44.

•	WEPCo Environmental Trust Finance I, LLC — Vice President and Treasurer since January 2021.

•	WEC Energy Group, Inc. — Vice President and Treasurer since October 2019.

•	Wisconsin Electric Power Company — Vice President and Treasurer since October 2019.

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

2025 Form 10-K	3	WEPCo Environmental Trust Finance I, LLC

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

None.

Item 14. Principal Accountant Fees and Services.

Omitted pursuant to General Instruction J of Form 10-K.

2025 Form 10-K	4	WEPCo Environmental Trust Finance I, LLC

PART IV

Item 15. Exhibits and Financial Statement Schedules.

1.	Financial Statements

Omitted pursuant to General Instruction J of Form 10-K as listed under Item 8 of this report.

2.	Financial Statement Schedules

Omitted pursuant to General Instruction J of Form 10-K as listed under Item 8 of this report.

3.	Exhibits and Exhibit Index

The following exhibits are filed or furnished with or incorporated by reference in the report with respect to WEPCo Environmental Trust Finance I, LLC (File No. 333-252252-01). An asterisk (*) indicates that the exhibit has previously been filed with the SEC and is incorporated herein by reference.

	Number	Exhibit
	3	Articles of Incorporation and By-laws

		3.1*	Certificate of Formation of WEPCo Environmental Trust Finance I, LLC, dated January 5, 2021. (Exhibit 3.1 to the Registration Statement on Form SF-1 of WEPCo Environmental Trust Finance I, LLC (File No. 333-252252-01), filed January 20, 2021.)

		3.2*	Amended and Restated Limited Liability Company Agreement of WEPCo Environmental Trust Finance I, LLC, dated and effective as of March 12, 2021. (Exhibit 3.2 filed with Amendment No. 1 to the Registration Statement on Form SF-1 of WEPCo Environmental Trust Finance I, LLC (File No. 333-252252-01), filed March 18, 2021.)

	4	Instruments defining the rights of security holders, including indentures

		4.1*	Indenture, dated May 12, 2021, between WEPCo Environmental Trust Finance I, LLC and the Indenture Trustee (including a form of ETB). (Exhibit 4.1 to WEPCo Environmental Trust Finance I, LLC’s 5/12/2021 Form 8-K.)

		4.2*	Series Supplement, dated May 12, 2021, between WEPCo Environmental Trust Finance I, LLC and the Indenture Trustee. (Exhibit 4.2 to WEPCo Environmental Trust Finance I, LLC’s 5/12/2021 Form 8-K.)

	10	Material contracts

		10.1*	Environmental Control Property Purchase and Sale Agreement, dated May 12, 2021, by and between Wisconsin Electric Power Company and WEPCo Environmental Trust Finance I, LLC. (Exhibit 10.1 to WEPCo Environmental Trust Finance I, LLC’s 5/12/2021 Form 8-K.)

		10.2*	Environmental Control Property Servicing Agreement, dated May 12, 2021, by and between Wisconsin Electric Power Company and WEPCo Environmental Trust Finance I, LLC. (Exhibit 10.2 to WEPCo Environmental Trust Finance I, LLC’s 5/12/2021 Form 8-K.)

		10.3*	Administrative Agreement, dated May 12, 2021, by and between Wisconsin Electric Power Company and WEPCo Environmental Trust Finance I, LLC. (Exhibit 10.3 to WEPCo Environmental Trust Finance I, LLC’s 5/12/2021 Form 8-K.)

	31	Rule 13a-14(a) / 15d-14(a) Certifications

		31.1	Certification Pursuant to Rule 13a-14(d)/15d-14(d)

	33	Report on assessment of compliance with servicing criteria for asset-backed issuers

		33.1	Report on Assessment of Compliance With Servicing Criteria For Asset-Backed Issuers for Wisconsin Electric Power Company, as Servicer

2025 Form 10-K	5	WEPCo Environmental Trust Finance I, LLC

	33.2	Report on Assessment of Compliance With Servicing Criteria For Asset-Backed Issuers for U.S. Bank Trust Company, National Association, as Indenture Trustee

34	Attestation report on assessment of compliance with servicing criteria for asset-backed securities

	34.1	Attestation Report on Assessment of Compliance With Servicing Criteria For Asset-Backed Securities of Deloitte & Touche LLP on behalf of Wisconsin Electric Power Company, as Servicer

	34.2	Attestation Report on Assessment of Compliance With Servicing Criteria For Asset-Backed Securities of Ernst & Young LLP on behalf of U.S. Bank Trust Company, National Association, as Indenture Trustee

35	Servicer compliance statement

	35.1	Servicer Compliance Statement

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

2025 Form 10-K	6	WEPCo Environmental Trust Finance I, LLC

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

See Exhibits 33.1, 33.2, 34.1, and 34.2 to this Form 10-K.

Item 1123. Servicer Compliance Statement.

See Exhibit 35.1 to this Form 10-K.

2025 Form 10-K	7	WEPCo Environmental Trust Finance I, LLC

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEPCO ENVIRONMENTAL TRUST FINANCE I, LLC, as Issuing Entity

By: WISCONSIN ELECTRIC POWER COMPANY, as Servicer

/s/ William J. Guc
Date:	March 12, 2026	William J. Guc
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

2025 Form 10-K	8	WEPCo Environmental Trust Finance I, LLC